Form 10-K
J.P. Morgan Chase Commercial Mortgage Securities Trust 2012-LC9
filed 2014-03-28
CIK 1563166

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

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

      JPMorgan Chase Bank, National Association
      Ladder Capital Finance LLC
      (exact names of the sponsors as specified in their charters)



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


 Registrant's telephone number, including area code: (212) 272-6858




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

    Not applicable.



  EXPLANATORY NOTE

  The West County Center Mortgage Loan, which constituted approximately 12.1% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the West County Center Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the West County Center Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as
  Exhibit 4 to this Annual Report on Form 10-K.



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


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The West County Center Mortgage Loan (Loan #1 on Annex A-1 to the Prospectus Supplement of the registrant relating to the issuing entity filed on December 18, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB, as disclosed in the Prospectus Supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $22,394,337.74 for the twelve-month period ended December 31, 2013.



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



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this item has been previously provided in a Prospectus Supplement of the registrant relating to the issuing entity filed on December 18, 2012 pursuant to Rule 424(b)(5).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) The following is a list of documents filed as part of this Annual Report on Form 10-K.

      (1) Not applicable.

      (2) Not applicable.

      (3) See below.

          (4) Pooling and Servicing Agreement, dated as of December 1, 2012, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K, filed on December 21, 2012 and incorporated by reference herein)

          (31) Rule 13a-14(d)/15d-14(d) Certification.

          (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



          33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Primary
          Servicer for the West County Center Mortgage Loan (see Exhibit 33.2)
          33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Master
          Servicer
          33.3 Pentalpha Surveillance LLC, as Senior Trust Advisor
          33.4 Pentalpha Surveillance LLC, as Senior Trust Advisor for the West County Center
          Mortgage Loan (see Exhibit 33.3)
          33.5 Rialto Capital Advisors, as Special Servicer
          33.6 Rialto Capital Advisors, as Special Servicer for the West County Center Mortgage
          Loan (see Exhibit 33.5)
          33.7 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
          33.8 Wells Fargo Bank, National Association, as Custodian
          33.9 Wells Fargo Bank, National Association, as Custodian for the West County Center
          Mortgage Loan (see Exhibit 33.8)
          33.10 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
          for the West County Center Mortgage Loan (see Exhibit 33.7)



          (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



          34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Primary
          Servicer for the West County Center Mortgage Loan (see Exhibit 34.2)
          34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Master
          Servicer
          34.3 Pentalpha Surveillance LLC, as Senior Trust Advisor
          34.4 Pentalpha Surveillance LLC, as Senior Trust Advisor for the West County Center
          Mortgage Loan (see Exhibit 34.3)
          34.5 Rialto Capital Advisors, as Special Servicer
          34.6 Rialto Capital Advisors, as Special Servicer for the West County Center Mortgage
          Loan (see Exhibit 34.5)
          34.7 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
          34.8 Wells Fargo Bank, National Association, as Custodian
          34.9 Wells Fargo Bank, National Association, as Custodian for the West County Center
          Mortgage Loan (see Exhibit 34.8)
          34.10 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
          for the West County Center Mortgage Loan (see Exhibit 34.7)



          (35) Servicer compliance statement.



          35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Primary
          Servicer for the West County Center Mortgage Loan (see Exhibit 35.2)
          35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Master
          Servicer
          35.3 Rialto Capital Advisors, as Special Servicer
          35.4 Rialto Capital Advisors, as Special Servicer for the West County Center Mortgage
          Loan (see Exhibit 35.3)
          35.5 Wells Fargo Bank, National Association, as Certificate Administrator
          35.6 Wells Fargo Bank, National Association, as Certificate Administrator for the West
          County Center Mortgage Loan (see Exhibit 35.5)


          (99.1) Mortgage Loan Purchase Agreement, dated as of December 21, 2012, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to Form 8-K filed on December 21, 2012 and incorporated by reference herein)

          (99.2) Mortgage Loan Purchase Agreement, dated as of December 21, 2012, among Ladder Capital Finance LLC, Ladder Capital Finance Holdings LLLP and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by Ladder Capital Finance LLC (filed as Exhibit 99.2 to Form 8-K filed on December 21, 2012 and incorporated by reference herein)


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


   J.P. Morgan Chase Commercial Mortgage Securities Corp.
   (Depositor)


   /s/ Brian Baker
   Brian Baker, President and Chief Executive Officer
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2014



  Exhibit Index

  Exhibit No.


   (4) Pooling and Servicing Agreement, dated as of December 1, 2012, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland
   Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K, filed on December 21, 2012 and incorporated by reference herein)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Primary
    Servicer for the West County Center Mortgage Loan (see Exhibit 33.2)
    33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Master
    Servicer
    33.3 Pentalpha Surveillance LLC, as Senior Trust Advisor
    33.4 Pentalpha Surveillance LLC, as Senior Trust Advisor for the West County Center
    Mortgage Loan (see Exhibit 33.3)
    33.5 Rialto Capital Advisors, as Special Servicer
    33.6 Rialto Capital Advisors, as Special Servicer for the West County Center Mortgage
    Loan (see Exhibit 33.5)
    33.7 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
    33.8 Wells Fargo Bank, National Association, as Custodian
    33.9 Wells Fargo Bank, National Association, as Custodian for the West County Center
    Mortgage Loan (see Exhibit 33.8)
    33.10 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
    for the West County Center Mortgage Loan (see Exhibit 33.7)


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Primary
    Servicer for the West County Center Mortgage Loan (see Exhibit 34.2)
    34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Master
    Servicer
    34.3 Pentalpha Surveillance LLC, as Senior Trust Advisor
    34.4 Pentalpha Surveillance LLC, as Senior Trust Advisor for the West County Center
    Mortgage Loan (see Exhibit 34.3)
    34.5 Rialto Capital Advisors, as Special Servicer
    34.6 Rialto Capital Advisors, as Special Servicer for the West County Center Mortgage
    Loan (see Exhibit 34.5)
    34.7 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
    34.8 Wells Fargo Bank, National Association, as Custodian
    34.9 Wells Fargo Bank, National Association, as Custodian for the West County Center
    Mortgage Loan (see Exhibit 34.8)
    34.10 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
    for the West County Center Mortgage Loan (see Exhibit 34.7)


   (35) Servicer compliance statement.



    35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Primary
    Servicer for the West County Center Mortgage Loan (see Exhibit 35.2)
    35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Master
    Servicer
    35.3 Rialto Capital Advisors, as Special Servicer
    35.4 Rialto Capital Advisors, as Special Servicer for the West County Center Mortgage
    Loan (see Exhibit 35.3)
    35.5 Wells Fargo Bank, National Association, as Certificate Administrator
    35.6 Wells Fargo Bank, National Association, as Certificate Administrator for the West
    County Center Mortgage Loan (see Exhibit 35.5)


   (99.1) Mortgage Loan Purchase Agreement, dated as of December 21, 2012, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as
   Exhibit 99.1 to Form 8-K filed on December 21, 2012 and incorporated by reference herein)

   (99.2) Mortgage Loan Purchase Agreement, dated as of December 21, 2012, among Ladder Capital Finance LLC, Ladder Capital Finance Holdings LLLP and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by Ladder Capital Finance LLC (filed as Exhibit
   99.2 to Form 8-K filed on December 21, 2012 and incorporated by reference herein)